Form 10-Q
period 1995-09-30
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1996-01-03
CIK 828740

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended             September 30, 1995
Commission File Number     33-19863


         Mountain States Guaranty Mortgage Company
            (Exact name of registrant as specified in its charter)

         Colorado                                     84-1075984

(State of Incorporation)                      (IRS Employer Identification No.)

         621 17th Street, Suite 1900, Denver, CO   80202

             (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

Yes     X                          No



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class          Shares Outstanding at September 30, 1995

Common                   1,000
                               TABLE OF CONTENTS

                                                                           Page

Part I

Item 1.     Financial Statement

       Balance Sheets as of December 31, 1994 and
          September 30, 1995                                                 3

       Statement of Cash Flows for the Periods
          January 1, 1994 through September 30, 1994
          and January 1, 1995 through September 30, 1995                     4

       Notes to Financial Statements                                         5

Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7


Part II

Item 1.     Legal Proceedings                                                8

Item 2.     Changes in Securities                                            8

Item 3.     Defaults Upon Senior Securities                                  8

Item 4.     Submission of Matters to a Vote of Security Holders              8

Item 5.     Other Information                                                8

Item 6.     Exhibits and Reports on Form 8-K                                 8

Signatures                                                                   9

Index to Exhibits                                                           10

                                Balance Sheets
                   December 31, 1994 and September 30, 1995
                                  (Unaudited)



                                    Assets

 1995 1994

Cash$1,000                                            $1,000


Total Assets                                          $1,000        $1,000




                             STOCKHOLDERS' EQUITY


Common Stock, par value $1.00 per share,
authorized 1,000,000 shares, issued and
outstanding 1,000 shares                              $1,000        $1,000

Total stockholders' equity                            $1,000        $1,000







See accompanying notes to financial statements.

                        Statement of Cash Flows for the
                          Periods January 1, 1994 to
                   September 30, 1994 and January 1, 1995 to
                              September 30, 1995
                                  (Unaudited)


                                                          1995           1994

Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds    $     0        $     0

Purchase price of Certificates (including
    accrued interest)                                         0              0

Net Increase in Cash                                          0              0


Cash balance at beginning of the Period                   1,000          1,000

Cash balance at end of the Period                        $1,000         $1,000







See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Operations

Mountain States Guaranty Mortgage Company (the "Company") is a limited purpose corporation established under the laws of Colorado on January 22, 1988. The Company was organized for the purpose of issuing collateralized mortgage obligations (the "Bonds") secured by mortgage-backed certificates (the "Certificates"). Bonds issued are obligations solely of the Company.

Note 2 - Collateralized Mortgage Obligations

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1995, the interest rates and the stated maturities of the Bonds are as follows:

  Class     Principal Amount              Interest Rate    Stated Maturity

   I-D                    $1,685,000            9.40           04/01/2016
   I-F1,982,000                    9.4008/01/2018
   I-G                     1,378,000            9.40           08/01/2018
     $5,045,000

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at September 30, 1995, is $5,012,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1995, the interest rates and the stated maturities of the Bonds are as follows:

  Class     Principal Amount              Interest Rate    Stated Maturity

  II-C $274,000                   10.4505/01/2014
  II-D2,093,000                   10.4503/01/2017
  II-E2,025,000                   10.4004/01/2019
  II-F                       124,000           10.45           04/01/2019
     $4,516,000

The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at September 30, 1995, is $4,438,000.

On March 28, 1990, the Company issued Bonds in the aggregate principal amount of $10,000,000. On January 1, 1995, the company prepaid all outstanding bonds pursuant to a qualified plan of liquidation as determined under the Internal Revenue Code filed with the trustee. Therefore there is no principal outstanding as these bonds have been called.


The issuance of Series One and Two Bonds and related residual interests, and the respective simultaneous delivery of the Certificates to State Street Bank and Trust Company (the "Trustee) for the benefit of the Bondholders has been accounted for as a sale of the Certificates, and the transaction resulted in no gain or loss to the Company. Accordingly, no statement of operations is presented and the Bonds and the related Certificates do not appear in the accompanying balance sheets.

Coughlin & Company, Inc., an entity which has common ownership with the Company, served as Underwriter for these issuances. Another entity having the same owners purchased the residual interest in the collateral securing the Bonds.

Note 3 - Certificates held by Trustee

As required by the Indenture relating to the Bonds, the Certificates securing the Bonds are held as collateral by the Trustee. The Trustee collects principal and interest payments on the Certificates and makes principal and interest payments on the Bonds using a collection account, including reinvestment earnings thereon, established for the Bonds.

Note 4 - Income Taxes

The Company has elected to treat each issuance as a real estate mortgage investment conduit for federal income tax purposes. Accordingly, the Company does not report any income or loss. Therefore, no provision for income taxes has been made in the accompanying financial statements


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations.

General

Mountain States Guaranty Mortgage Company is a corporation established under the laws of Colorado on January 12, 1988. The Company was created for the sole purpose of the issuance and sale of collateralized mortgage obligations (the "Bonds") secured by mortgage-backed certificates (the "Certificates"). The Bonds represent obligations solely of the Company.

Capital Resources and Liquidity

The Company's sources of funds with respect to the payment of Bonds are receipts of principal and interest payments on the related Certificates. It is anticipated that payments of principal and interest on the Certificates collateralizing the Bonds will provide sufficient funds for the payment of all fees and expenses, including amounts necessary to make principal and interest payments on the Bonds, and to retire the Bonds not later than their respective stated maturities.

Results of Operations

For the period ended September 30, 1995, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.
                                    PART II


Item 1.     Legal Proceedings

            None


Item 2.     Changes in Securities

            Not Applicable


Item 3.     Defaults upon Senior Securities

            Not Applicable


Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable


Item 5.     Other Information

            Not Applicable


Item 6.     Exhibits and Reports on Form 8-K

       a) The exhibits required by this item and incorporated herein by reference are listed in the accompanying index (page 1 ) to exhibits.

       b) There were no reports on Form 8-K filed by the Company during the period covered by this report.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Registrant:         Mountain States Guaranty Mortgage Company



                Mountain States Guaranty Mortgage Company



Dated:

October 31, 1995      By:     s/Dennis F. Coughlin
                 Name:     Dennis F. Coughlin
                Title:     President & Chief Executive Officer




Dated:

October 31, 1995      By:     s/Harold C. Jones
                 Name:     Harold C. Jones
                Title:     Treasurer & Chief Financial Officer

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Registrant:         Mountain States Guaranty Mortgage Company



                Mountain States Guaranty Mortgage Company



Dated:

October 31, 1995      By:
                Name: Dennis F. Coughlin
                Title:     President & Chief Executive Officer




Dated:

October 31, 1995      By:
                Name: Harold C. Jones
                Title:     Treasurer & Chief Financial Officer

                               INDEX TO EXHIBITS



Pursuant to the General Rules and Regulations under the Securities Exchange Act of 19234, as amended, the following Exhibits previously filed with the Securities and Exchange Commission are incorporated by reference as Exhibits to the Form 10-Q:

  Exhibit No.              Description

       1 Indenture dated as of July 1, 1988, between the Company, and the Trustee (incorporated by reference to Exhibit 4(a) of Registrant's Form 10-Q filed with the SEC on November 11, 1988).