Form 10-Q
period 1996-03-31
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1997-06-05
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             March 31, 1996
                  --------------------------------------------------------------
Commission File Number     33-19863
                      ----------------------------------------------------------

Mountain States Guaranty Mortgage Company
--------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Colorado                                     84-1075984
--------------------------------------------------------------------------------

(State of Incorporation)                (IRS Employer Identification No.)

621 17th Street, Suite 1900, Denver, CO   80202
--------------------------------------------------------------------------------

            (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

Yes     X                                  No
       ---                                      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS            SHARES OUTSTANDING AT MARCH 31, 1996
-----            ------------------------------------
Common                            1,000

                               TABLE OF CONTENTS

                                                                                                                     Page
PART I
------

Item 1.  Financial Statement

                 Balance Sheets as of December 31, 1995 and
                    March 31, 1996                                                                                     3

                 Statement of Cash Flows for the Periods
                    January 1, 1995 through March 31, 1995
                    and January 1, 1996 through March 31, 1996                                                         4

                 Notes to Financial Statements                                                                         5

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                                6


PART II
-------

Item 1.  Legal Proceedings                                                                                             7

Item 2.  Changes in Securities                                                                                         7

Item 3.  Defaults Upon Senior Securities                                                                               7

Item 4.  Submission of Matters to a Vote of Security Holders                                                           7

Item 5.  Other Information                                                                                             7

Item 6.  Exhibits and Reports on Form 8-K                                                                              7

Signatures                                                                                                             8

Index to Exhibits                                                                                                      9

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                      December 31, 1995 and March 31, 1996
                                  (Unaudited)



                                     ASSETS

                                                                                  1996                    1995
                                                                                  ----                    ----
Cash                                                                            $1,000                  $1,000
                                                                                ------                  ------


Total Assets                                                                    $1,000                  $1,000
                                                                                ======                  ======




                                                   STOCKHOLDERS' EQUITY
                                                   --------------------


Common Stock, par value $1.00 per share,
authorized 1,000,000 shares, issued and
outstanding 1,000 shares                                                        $1,000                  $1,000
                                                                                ------                  ------

Total stockholders' equity                                                      $1,000                  $1,000
                                                                                ======                  ======





See accompanying notes to financial statements.

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                        Statement of Cash Flows for the
                           Periods January 1, 1995 to
                     March 31, 1995 and January 1, 1996 to
                                 March 31, 1996
                                  (Unaudited)


                                                                                1996             1995
                                                                                ----             -----
Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds                         $     0           $     0

Purchase price of Certificates (including
    accrued interest)                                                              0                 0
                                                                              ------            ------

Net Increase in Cash                                                               0                 0


Cash balance at beginning of the Period                                        1,000             1,000
                                                                              ------            ------

Cash balance at end of the Period                                             $1,000            $1,000
                                                                              ======            ======





See accompanying notes to financial statements.

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at March 31, 1996, the interest rates and the stated maturities of the Bonds are as follows:

      CLASS               PRINCIPAL AMOUNT                   INTEREST RATE                  STATED MATURITY
      -----               ----------------                   -------------                  ---------------
       I-D                   $1,343,000                          9.40                         04/01/2016
       I-F                    1,982,000                          9.40                         08/01/2018
       I-G                    1,378,000                          9.40                         08/01/2018
                             ----------
                             $4,703,000
                             ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at March 31, 1996, is $4,678,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at March 31, 1996, the interest rates and the stated maturities of the Bonds are as follows:

      CLASS               PRINCIPAL AMOUNT                   INTEREST RATE                  STATED MATURITY
      -----               ----------------                   -------------                  ---------------
       II-C                      $24,000                         10.45                         05/01/2014
       II-D                    2,093,000                         10.45                         03/01/2017
       II-E                    2,025,000                         10.40                         04/01/2019
       II-F                      124,000                         10.45                         04/01/2019
                              ----------
                              $4,266,000
                              ==========

The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at March 31, 1996, is $4,266,000.

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

Results of Operations

For the period ended March 31, 1996, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.

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



       Registrant:              MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                                Mountain States Guaranty Mortgage Company



Dated:

April 15, 1996                  By:      /s/Dennis F. Coughlin
                                   ---------------------------------------------
                                   Name:    Dennis F. Coughlin
                                   Title:   President & Chief Executive Officer




Dated:

April 15, 1996                  By:      /s/Harold C. Jones
                                   ---------------------------------------------
                                   Name:    Harold C. Jones
                                   Title:   Treasurer & Chief Financial Officer

                               INDEX TO EXHIBITS


Pursuant to the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, the following Exhibits previously filed with the Securities and Exchange Commission are incorporated by reference as Exhibits to the Form 10-Q:

         Exhibit No.                       Description
         -----------                       -----------
               1                           Indenture dated as of July 1, 1988, between the Company, and the Trustee
                                           (incorporated by reference to Exhibit 4(a) of Registrant's Form 10-Q filed with the SEC on November 11, 1988).

               27                          Financial Data Schedule

