Form 10-Q
period 1996-09-30
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1997-06-05
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
        Quarterly Report under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934


For Quarter Ended             September 30, 1996
                  -------------------------------------------------------------
Commission File Number        33-19863
                       --------------------------------------------------------

          Mountain States Guaranty Mortgage Company
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Colorado                                     84-1075984
-------------------------------------------------------------------------------

(State of Incorporation)                      (IRS Employer Identification No.)


         621 17th Street, Suite 1900, Denver, CO   80202
-------------------------------------------------------------------------------

             (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000
                                                     --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

Yes     X                                  No
    ---------                                 ---------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS         SHARES OUTSTANDING AT SEPTEMBER 30, 1996
-----         ----------------------------------------
Common                    1,000


                                TABLE OF CONTENTS
                                                                            Page

PART I
------

Item 1.       Financial Statement

              Balance Sheets as of December 31, 1995 and
                 September 30, 1996                                           3

              Statement of Cash Flows for the Periods
                 January 1, 1995 through September 30, 1995
                 and January 1, 1996 through September 30, 1996               4

              Notes to Financial Statements                                   5

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          6


PART II
-------

Item 1.       Legal Proceedings                                               7

Item 2.       Changes in Securities                                           7

Item 3.       Defaults Upon Senior Securities                                 7

Item 4.       Submission of Matters to a Vote of Security Holders             7

Item 5.       Other Information                                               7

Item 6.       Exhibits and Reports on Form 8-K                                7

Signatures                                                                    8

Index to Exhibits                                                             9

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                    December 31, 1995 and September 30, 1996
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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                        Statement of Cash Flows for the
                           Periods January 1, 1995 to
                   September 30, 1995 and January 1, 1996 to
                               September 30, 1996
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1996, the interest rates and the stated maturities of the Bonds are as follows:

       CLASS         PRINCIPAL AMOUNT   INTEREST RATE   STATED MATURITY
       -----         ----------------   -------------   ---------------
        I-D           $1,029,000            9.40          04/01/2016
        I-F            1,982,000            9.40          08/01/2018
        I-G            1,378,000            9.40          08/01/2018
                      ----------
                      $4,389,000
                      ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at September 30, 1996, is $4,259,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1996, the interest rates and the stated maturities of the Bonds are as follows:


       CLASS         PRINCIPAL AMOUNT   INTEREST RATE   STATED MATURITY
       -----         ----------------   -------------   ---------------
        II-D           1,479,000           10.45          03/01/2017
        II-E           2,025,000           10.40          04/01/2019
        II-F              14,000           10.45          04/01/2019
                      ----------
                      $3,518,000
                      ==========


The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at September 30, 1996, is $3,512,000.

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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

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

Results of Operations

For the period ended September 30, 1996, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.

                                     PART II
                                     -------
Item 1.       Legal Proceedings

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

                     Not Applicable


Item 5.       Other Information

                     Not Applicable


Item 6.       Exhibits and Reports on Form 8-K

              a) The exhibits required by this item and incorporated herein by reference are listed in the accompanying index (page 1) to exhibits.

              b) There were no reports on Form 8-K filed by the Company during the period covered by this report.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       Registrant:          MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                     Mountain States Guaranty Mortgage Company



Dated:

October 15, 1996     By: /s/Dennis F. Coughlin
                        -------------------------------
                     Name:  Dennis F. Coughlin
                     Title: President & Chief Executive Officer




Dated:

October 15, 1996     By: /s/Harold C. Jones
                        ------------------------------
                     Name:  Harold C. Jones
                     Title: Treasurer & Chief Financial Officer

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
