Form 10-K
period 1996-12-31
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1997-06-05
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended:                           Commission file number:

   December 31, 1996                                         33-19863
--------------------------                           ---------------------------


                   Mountain States Guaranty Mortgage Company
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)




621 17th Street, Suite 1900
Denver, Colorado                                                  80202
-------------------------------                           ----------------------
(Address of Principal                                           (Zip Code)
    Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

Yes     X                                  No
     -------                                  -------

                                     PART I

ITEM 1.  BUSINESS

         Mountain States Guaranty Mortgage Company (the "Company") is a corporation established under the laws of the State of Colorado on January 22, 1988.

         The Company was created for the sole purpose of issuing and selling collateralized mortgage obligations (the "Bonds") secured by mortgage-backed certificates (the "Certificates"). The Bonds represent obligations solely of the company.


ITEM 2.  PROPERTIES

         The Company does not own any buildings or real estate and has no physical properties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a part to any pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Not Applicable.

         (a) There is no established public-trading market for any of the classes of stock.

         (b)   There are three holders of common stock as of December 31, 1996.

         (c) There have been no dividends declared or paid since inception of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable as the Company has had no income or expenses since inception of the company (see Item 7 and 8).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On July 28, 1988, the Company issued bonds with an outstanding aggregate principal balance of $20,000,000 (the "Series One Bonds") which are collateralized by mortgage-backed certificates having annual pass-through rates of 9.5%. (See Note 2 in Notes to Financial Statements for information on the principal amounts of the Bonds outstanding at December 31, 1996, and the interest rates and stated maturities of the Bonds).

         On March 28, 1989, the Company issued bonds with an outstanding aggregate principal balance of $20,000,000 (the "Series Two Bonds") which are collateralized by mortgage-backed certificates having annual pass-through rates of 10.5%. (See Note 2 in Notes to Financial Statements for information on the principal amounts of the Bonds outstanding at December 31, 1996, and the interest rates and stated maturities of the Bonds).

         Issuance of the Bonds and simultaneous delivery of the Certificates to the Trustee for the benefit of the Bondholders has been accounted for as a sale of the Certificates. The net proceeds from the sale of the Bonds and the residual interest therein equalled the purchase price of the Certificates; accordingly, there is no income, expense, gain or loss resulting from the aforementioned transactions.


CAPITAL RESOURCES AND LIQUIDITY

         The Company's sole source of funds with respect to repaying the Bonds is the receipt of payments of principal and interest, including prepayments on the Certificates, together with the reinvestment income thereon. The Company expects that, at all times, the aggregate future receipts of principal and interest on the Certificates securing the Bonds, together with reinvestment income thereon, will exceed the aggregate of future amounts due as payments of principal and interest on the Bonds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Description                                         Page
                    -----------                                         ----
         Independent Auditors' Report                                    5

         Balance Sheets at December 31, 1996 and 1995                    6

         Statements of Cash Flow for Years ended
              December 31, 1996, 1995 and 1994                           7

         Notes to Financial Statements                                   8

INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
    Mountain States Guaranty Mortgage Company:


We have audited the accompanying balance sheets of Mountain States Guaranty Mortgage Company as of December 31, 1996 and 1995 and the related statements of cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and its cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
Denver, Colorado
March 25, 1997

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995




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

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                     STATEMENTS OF CASH FLOW FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                   1996       1995       1994
                                                  ------     ------     ------
Cash balance at beginning of the Period           $1,000     $1,000     $1,000
                                                  ------     ------     ------

Cash balance at end of the Period                 $1,000     $1,000     $1,000
                                                  ======     ======     ======





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

Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective for the transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, would preclude sales treatment for transactions involving the issuance of collateralized mortgage obligations and simultaneous transfer of mortgage-backed securities as previously entered into by the Company. However, as SFAS No. 125, is to be applied prospectively, there is no effect on the Company's December 31, 1996 financial statements or transactions entered into prior to December 31, 1996.

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds (the Series One Bonds) in the aggregate principal amount of $20,000,000. The principal amounts outstanding at December 31, 1996, the interest rates and the stated maturities of the Bonds are as follows:

      CLASS       PRINCIPAL AMOUNT        INTEREST RATE        STATED MATURITY
      -----       ----------------        -------------        ---------------
       I-D             828,000               9.40                   04/01/2016
       I-F           1,982,000               9.40                   08/01/2018
       I-G           1,378,000               9.40                   08/01/2018
                    ----------
                    $4,188,000
                    ==========


The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at December 31, 1996, is $4,111,000. The Trustee is in possession of $77,000 which reduced the Principal Amount of Bonds outstanding on January 1, 1997.

On March 28, 1989, the Company issued Bonds (the Series Two Bonds) in the aggregate principal amount of $20,000,000. The principal amounts outstanding at December 31, 1996, the interest rates and the stated maturities of the Bonds are as follows:

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY


      CLASS        PRINCIPAL AMOUNT       INTEREST RATE        STATED MATURITY
      -----        ----------------       -------------        ---------------
       II-D          1,360,000                 10.45              03/01/2017
       II-E          2,025,000                 10.40              04/01/2019
       II-F             14,000                 10.45              04/01/2019
                    ----------
                    $3,399,000
                    ==========

The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at December 31, 1996, is $3,357,000. The Trustee is in possession of $42,000 which reduced the Principal Amount of Bonds outstanding on January 1, 1997.



The issuance of Series One and Two Bonds and related residual interests, and the respective simultaneous delivery of the Certificates to State Street Bank and Trust Company (the "Trustee) for the benefit of the Bondholders has been accounted for as a sale of the Certificates, which transaction resulted in no gain or loss to the Company. Accordingly, no statement of operations is presented and the Bonds and the related Certificates do not appear in the accompanying balance sheets.

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

NOTE 4 - INCOME TAXES

The Company has elected to treat each issuance as a real estate mortgage investment conduit for federal income tax purposes. Accordingly, the Company does not report any income or loss. Therefore, no provision for income taxes has been made in the accompanying financial statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following is a list of directors and executive officers of the Company. All of such directors and executive officers have served in their respective capacities since the incorporation of the Company.



Dennis F. Coughlin        53      Director/President
James M. Coughlin         61      Director
George F. Coughlin        58      Director
Harold C. Jones           42      Secretary/Treasurer


DENNIS F. COUGHLIN, 53, is President and a Director of the Company. He joined Coughlin & Company Inc., a regional investment banking firm, in 1966 and became head of the Marketing Department and Vice President in 1972, and a member of the Board of Directors in 1987. He served in the Colorado Air National Guard in Korea from 1968 to 1969. Mr. Coughlin graduated from St. Mary's College in Moraga, California, with a B.S. in Business Administration in 1966. Mr. Coughlin has served as a member of the Executive Committee of Coughlin & Company, Managing Partner of Coughlin Properties, and Director of Coughlin Asset Management. Mr. Coughlin has also served as President and Treasurer of the Colorado Municipal Bond Dealers Association.

JAMES M. COUGHLIN, 61 is a Director of the Company. He has been President and Director of Coughlin Company, Inc. since January, 1968, and has been a member of the Executive Committee of Coughlin & Company since 1987. Mr. Coughlin was elected Vice President of Coughlin & Company in January 1964, and was responsible for the underwriting of debt issues of non-profit corporations. Mr. Coughlin is also a Director and Officer of Coughlin Asset Management, a registered investment advisor. In January, 1988, Mr. Coughlin completed a three year term on the District 3 Business Conduct Committee of the National Association of Securities Dealers, Inc., serving as Vice Chairman in 1986, and as Chairman in 1987. Mr. Coughlin joined Coughlin & Company in June 1957, after graduating from the University of Notre Dame with a Bachelor of Business Administration Degree.

GEORGE F. COUGHLIN, 58, is a Director of the Company. He joined Coughlin & Company, Inc. in 1961 after graduating from Regis College in Denver. As an Officer and Director of Coughlin & Company since 1965, Mr. Coughlin oversees the underwriting and trading activities of the firm. He has been a member of the Executive Committee of Coughlin & Company since 1987. He is a Director of Coughlin Asset Management, a registered investment advisor. Mr. Coughlin is a past President of the Colorado Municipal Bond Dealers Association and a past member of the Board of Directors of the Public Securities Association.

HAROLD C. JONES, 42, is Secretary/Treasurer of the Company. He has been Treasurer of Coughlin & Company, Inc. since March, 1982, and has been on the Executive Committee of Coughlin & Company since 1987. Mr Jones served as

Assistant Treasurer for Coughlin & Company from February 1981 to March, 1982. He received his accreditation as a Certified Public Accountant while working for Deloitte Haskins & Sells from July 1979 to February, 1981. Mr. Jones graduated from Brigham Young University in 1979.

All directors and executive officers of the Company hold office during the term for which they are elected and until their successors are elected and qualified.


ITEM 11. EXECUTIVE COMPENSATION

         The Company has not paid any remuneration to any of its directors or officers. The Company may in the future pay to one or more of its directors or officers, consulting fees, underwriting discounts and commissions or other remuneration.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial owners of more than five percent of the Company's common stock, par value $1.00 per share (the "Common Stock"):

                                      Amount of
Name & Address of                 Direct Beneficial               Percent of
Beneficial Owners                      Owners                        Class
-----------------                 -----------------               ----------
Dennis F. Coughlin                   334 Shares                      33.4%
621 17th Street, #1900               Common Stock
Denver, Co   80202

George G. Coughlin                   333 Shares                      33.3%
621 17th Street, #1900               Common Stock
Denver, Co   80202

James M. Coughlin                    333 Shares                      33.3%
621 17th Street, #1900               Common Stock
Denver, Co   80202


         Dennis F. Coughlin, George F. Coughlin and James M. Coughlin are all Directors, and Dennis F. Coughlin is President and Chief Executive Officer of the Company and is a cousin of George Coughlin and Jim Coughlin. George Coughlin and Jim Coughlin are brothers. Each of such individuals may be deemed to be promoters of the Company as that term is defined in regulations promulgated under the Securities Act of 1933.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Refer to Note 2 on Page 8 of the Financial Statements.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.      FINANCIAL STATEMENTS:

                 DESCRIPTION                                            PAGE
                 -----------                                            ----

                 Independent Auditors' Report                            5

                 Balance Sheets at December 31, 1996 & 1995              6

                 Statements of Cash Flow for the Years ended
                    December 31, 1996, 1995 and 1994                     7

                 Notes to Financial Statements                           8

         2.      FINANCIAL STATEMENT SCHEDULES:

                 All schedules are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

         3.      EXHIBITS:

                 The exhibits required by this item and incorporation herein by reference are listed in the accompanying index (page 15) to exhibits.


(B)      REPORTS ON FORM 8-K:

                 No reports were filed on form 8-K.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 1997





                                 By: Mountain States Guaranty Mortgage Company
                                     -------------------------------------------



                                 By:  /s/ Dennis F. Coughlin
                                     -------------------------------------------

                               Name: Dennis F. Coughlin
                                     -------------------------------------------

                              Title: President
                                     -------------------------------------------

                               INDEX TO EXHIBITS
                                   ITEM 14(C)


         Pursuant to the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, the following Exhibits previously filed with the Securities and Exchange Commission are incorporated by reference as Exhibits to the Form 10-K:

Exhibit No.         Description
-----------         -----------
     1              Indenture dated as of July 1, 1988, between the Company, and the Trustee (incorporated by reference to Exhibit 4(a) of Registrant's Form 10-Q filed with the SEC on November
                    11, 1988).


     2              Underwriting Agreement dated as of July 28, 1822, between the Company and Coughlin &
                    Company (incorporated by reference to Exhibit 1(a) of Registrant's Form 10-Q filed with the SEC on November 11, 1988).


     3              Series One Supplement dated as of July 1, 1988, between the Company and the Bond
                    Trustee (incorporated by reference to Exhibit 4(b) of Registrant's form 10-Q filed with the SEC on November 11, 1988).


     4              Series Two Supplement dated as of March 1, 1989, between the Company and the Bond
                    Trustee (incorporated by reference to Exhibit 4(iii)(b) of Registrant's form 10-Q filed with the SEC on April 10, 1989).

     27             Financial Data Schedule

