Form 10-Q
period 1997-03-31
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1997-06-05
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended              March 31, 1997
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

CLASS            SHARES OUTSTANDING AT MARCH 31, 1997
-----            ------------------------------------
Common                            1,000

                               TABLE OF CONTENTS

                                                                Page
PART I
------

Item 1.  Financial Statement

         Balance Sheets as of December 31, 1996 and
            March 31, 1997                                        3

         Statement of Cash Flows for the Periods
            January 1, 1996 through March 31, 1996
            and January 1, 1997 through March 31, 1997            4

         Notes to Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   6


PART II
-------

Item 1.  Legal Proceedings                                        7

Item 2.  Changes in Securities                                    7

Item 3.  Defaults Upon Senior Securities                          7

Item 4.  Submission of Matters to a Vote of Security Holders      7

Item 5.  Other Information                                        7

Item 6.  Exhibits and Reports on Form 8-K                         7

Signatures                                                        8

Index to Exhibits                                                 9

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                      December 31, 1996 and March 31, 1997
                                  (Unaudited)



                                    ASSETS

                                                  1997                    1996
                                                  ----                    ----
Cash                                             $1,000                  $1,000
                                                 ------                  ------

Total Assets                                     $1,000                  $1,000
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

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                        Statement of Cash Flows for the
                           Periods January 1, 1996 to
                     March 31, 1996 and January 1, 1997 to
                                 March 31, 1997
                                  (Unaudited)


                                                              1997    1996
                                                             ------  ------
Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds         $    0  $    0

Purchase price of Certificates (including
    accrued interest)                                             0       0
                                                             ------  ------

Net Increase in Cash                                              0       0


Cash balance at beginning of the Period                       1,000   1,000
                                                             ------  ------

Cash balance at end of the Period                            $1,000  $1,000
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at March 31, 1997, the interest rates and the stated maturities of the Bonds are as follows:

  CLASS       PRINCIPAL AMOUNT      INTEREST RATE       STATED MATURITY
  -----       ----------------      -------------       ---------------
   I-D            $713,000             9.40                04/01/2016
   I-F           1,982,000             9.40                08/01/2018
   I-G           1,378,000             9.40                08/01/2018
                ----------
                $4,073,000
                ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at March 31, 1997, is $3,971,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at March 31, 1997, the interest rates and the stated maturities of the Bonds are as follows:

  CLASS       PRINCIPAL AMOUNT      INTEREST RATE       STATED MATURITY
  -----       ----------------      -------------       ---------------
   II-D         $1,155,000               10.45             03/01/2017
   II-E          2,025,000               10.40             04/01/2019
   II-F             14,000               10.45             04/01/2019
                ----------
                $3,194,000
                ==========

The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at March 31, 1997, is $3,146,000.

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

Results of Operations

For the period ended March 31, 1997, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.

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



         Registrant:             MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                                 Mountain States Guaranty Mortgage Company



Dated:

April 15, 1997                   By:      /s/Dennis F. Coughlin
                                    -------------------------------------------
                                    Name:    Dennis F. Coughlin
                                    Title:   President & Chief Executive Officer




Dated:

April 15, 1997                   By:      /s/Harold C. Jones
                                    --------------------------------------------
                                    Name:    Harold C. Jones
                                    Title:   Treasurer & Chief Financial Officer

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

