Form 10-Q
period 1997-06-30
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1997-07-25
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             June 30, 1997
                 ---------------------------------------------------------------
Commission File Number     33-19863
                      ----------------------------------------------------------

                  Mountain States Guaranty Mortgage Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                        84-1075984
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

               621 17th Street, Suite 1900, Denver, CO   80202
--------------------------------------------------------------------------------
            (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000
                                                   -----------------------------

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

CLASS            SHARES OUTSTANDING AT JUNE 30, 1997
-----            -----------------------------------
Common                          1,000

                               TABLE OF CONTENTS

                                                                        Page
PART I
------

Item 1.  Financial Statement

         Balance Sheets as of December 31, 1996 and
            June 30, 1997                                                 3

         Statement of Cash Flows for the Periods
            January 1, 1996 through June 30, 1996
            and January 1, 1997 through June 30, 1997                     4

         Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   6


PART II
-------

Item 1.  Legal Proceedings                                                7

Item 2.  Changes in Securities                                            7

Item 3.  Defaults Upon Senior Securities                                  7

Item 4.  Submission of Matters to a Vote of Security Holders              7

Item 5.  Other Information                                                7

Item 6.  Exhibits and Reports on Form 8-K                                 7

Signatures                                                                8

Index to Exhibits                                                         9

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                      December 31, 1996 and June 30, 1997
                                  (Unaudited)



                                     ASSETS

                                                   1997                    1996
                                                  ------                  ------
Cash                                              $1,000                  $1,000
                                                  ------                  ------


Total Assets                                      $1,000                  $1,000
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

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                        Statement of Cash Flows for the
                           Periods January 1, 1996 to
                      June 30, 1996 and January 1, 1997 to
                                 June 30, 1997
                                  (Unaudited)


                                                                            1997       1996
                                                                           -------    -------
Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds                       $     0    $     0

Purchase price of Certificates (including
    accrued interest)                                                            0          0
                                                                           -------    -------

Net Increase in Cash                                                             0         0


Cash balance at beginning of the Period                                      1,000      1,000
                                                                           -------    -------

Cash balance at end of the Period                                          $ 1,000    $  1,000
                                                                           =======    ========





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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at June 30, 1997, the interest rates and the stated maturities of the Bonds are as follows:

      CLASS               PRINCIPAL AMOUNT                   INTEREST RATE                  STATED MATURITY
      -----               ----------------                   -------------                  ---------------
       I-D                  $  476,000                            9.40                             04/01/2016
       I-F                   1,982,000                            9.40                             08/01/2018
       I-G                   1,378,000                            9.40                             08/01/2018
                            ----------
                            $3,836,000
                            ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at June 30, 1997, is $3,770,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at June 30, 1997, the interest rates and the stated maturities of the Bonds are as follows:

      CLASS               PRINCIPAL AMOUNT                   INTEREST RATE                  STATED MATURITY
      -----               ----------------                   -------------                  ---------------
       II-D                 $1,050,000                           10.45                             03/01/2017
       II-E                  2,025,000                           10.40                             04/01/2019
       II-F                     14,000                           10.45                             04/01/2019
                            ----------
                            $3,089,000
                            ==========

The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at June 30, 1997, is $2,988,000.

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

Results of Operations

For the period ended June 30, 1997, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.

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



         Registrant:              MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                                  Mountain States Guaranty Mortgage Company



Dated:

July 15, 1997  By:    /s/Dennis F. Coughlin
                  --------------------------------------------------------------
                    Name:    Dennis F. Coughlin
                    Title:   President & Chief Executive Officer




Dated:

July 15, 1997  By:    /s/Harold C. Jones
                  --------------------------------------------------------------
                    Name:    Harold C. Jones
                    Title:   Treasurer & Chief Financial Officer

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