Form 10-Q
period 1997-09-30
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1997-11-14
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended      September 30, 1997
                 --------------------------------------------------------------
Commission File Number 33-19863
                      ---------------------------------------------------------

                    Mountain States Guaranty Mortgage Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                          84-1075984
------------------------                      ---------------------------------
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

Yes    X                                                     No
    ------                                                      ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                      SHARES OUTSTANDING AT SEPTEMBER 30, 1997
-----                      ----------------------------------------

Common                                      1,000

                                TABLE OF CONTENTS

PART I
------

                                                                                    Page
                                                                                    ----
Item 1.           Financial Statement

                  Balance Sheets as of December 31, 1996 and
                     September 30, 1997
                                                                                      3

                  Statement of Cash Flows for the Periods
                     January 1, 1996 through September 30, 1996
                     and January 1, 1997 through September 30, 1997                   4

                  Notes to Financial Statements                                       5

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              6


PART II
-------

Item 1.           Legal Proceedings                                                   7

Item 2.           Changes in Securities                                               7

Item 3.           Defaults Upon Senior Securities                                     7

Item 4.           Submission of Matters to a Vote of Security Holders                 7

Item 5.           Other Information                                                   7

Item 6.           Exhibits and Reports on Form 8-K                                    7

Signatures                                                                            8

Index to Exhibits                                                                     9

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                    December 31, 1996 and September 30, 1997
                                   (Unaudited)



                                 ASSETS
                                 ------
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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                         Statement of Cash Flows for the
                           Periods January 1, 1996 to
                    September 30, 1996 and January 1, 1997 to
                               September 30, 1997
                                   (Unaudited)



                                                                 1997            1996
                                                                 -----          -----
Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued

    interest) and sale of residual interest in bonds              $   0           $   0

Purchase price of Certificates (including
    accrued interest)                                                 0               0
                                                                 ------          ------
Net Increase in Cash                                                  0               0

Cash balance at beginning of the Period                           1,000           1,000
                                                                 ------          ------
Cash balance at end of the Period                                $1,000          $1,000
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1997, the interest rates and the stated maturities of the Bonds are as follows:


CLASS                     PRINCIPAL AMOUNT               INTEREST RATE                   STATED MATURITY
-----                     ----------------               -------------                   ---------------
I-D                          $  300,000                      9.40                           04/01/2016
I-F                           1,982,000                      9.40                           08/01/2018
I-G                           1,378,000                      9.40                           08/01/2018
                             ----------
                             $3,660,000
                             ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at September 30, 1997, is $3,655,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1997, the interest rates and the stated maturities of the Bonds are as follows:

CLASS                       PRINCIPAL AMOUNT             INTEREST RATE                   STATED MATURITY
-----                       ----------------             -------------                   ---------------
II-D                          $  828,000                     10.45                          03/01/2017
II-E                           2,025,000                     10.40                          04/01/2019
II-F                              14,000                     10.45                          04/01/2019
                              ----------
                              $2,867,000
                              ==========

The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at September 30, 1997, is $2,811,000.

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

General
-------

Mountain States Guaranty Mortgage Company is a corporation established under the laws of Colorado on January 12, 1988. The Company was created for the sole purpose of the issuance and sale of collateralized mortgage obligations (the "Bonds") secured by mortgage-backed certificates (the "Certificates"). The Bonds represent obligations solely of the Company.

Capital Resources and Liquidity
-------------------------------

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

Results of Operations
---------------------

For the period ended September 30, 1997, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.

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


         27         Financial Data Schedule

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Registrant:            MOUNTAIN STATES GUARANTY MORTGAGE COMPANY


                           Mountain States Guaranty Mortgage Company



Dated:

October 31, 1997           By: /s/ Dennis F. Coughlin
                               ------------------------------------------------
                               Name:   Dennis F. Coughlin
                               Title:  President & Chief Executive Officer




Dated:

October 31, 1997           By: /s/ Harold C. Jones
                               ------------------------------------------------
                               Name:   Harold C. Jones
                               Title:  Treasurer & Chief Financial Officer

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