Form 10-K
period 1997-12-31
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1998-04-29
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended:                           Commission file number:

  December 31, 1997                                        33-19863
--------------------------                           -----------------------


                   Mountain States Guaranty Mortgage Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




621 17th Street, Suite 1900
Denver, Colorado                                            80293-0621
---------------------------                                 ----------
(Address of Principal                                       (Zip Code)
    Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000

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

         (b) There are three holders of common stock as of December 31, 1997.

         (c) There have been no dividends declared or paid since inception of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On July 28, 1988, the Company issued bonds with an outstanding aggregate principal balance of $20,000,000 (the "Series One Bonds") which are collateralized by mortgage-backed certificates having annual pass-through rates of 9.5%. (See Note 2 in Notes to Financial Statements for information on the principal amounts of the Bonds outstanding at December 31, 1997, and the interest rates and stated maturities of the Bonds).

         On March 28, 1989, the Company issued bonds with an outstanding aggregate principal balance of $20,000,000 (the "Series Two Bonds") which are collateralized by mortgage-backed certificates having annual pass-through rates of 10.5%. (See Note 2 in Notes to Financial Statements for information on the principal amounts of the Bonds outstanding at December 31, 1997, and the interest rates and stated maturities of the Bonds).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      Description                                    Page
                      -----------                                    ----
         Independent Auditors' Report                                 5
         Balance Sheets at December 31, 1997 and 1996                 6
         Statements of Cash Flow for Years ended
              December 31, 1997, 1996 and 1995                        7
         Notes to Financial Statements                                8

INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
    Mountain States Guaranty Mortgage Company:


We have audited the accompanying balance sheets of Mountain States Guaranty Mortgage Company as of December 31, 1997 and 1996 and the related statements of cash flow for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and its cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Denver, Colorado
April 22, 1998

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996




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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY


                      STATEMENTS OF CASH FLOW FOR THE YEARS
                     ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997           1996          1995
                                           ----           ----          ----


Cash balance at beginning of the Period    $1,000         $1,000        $1,000
                                           ------         ------        ------


Cash balance at end of the Period          $1,000         $1,000        $1,000
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

Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective for the transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, would preclude sales treatment for transactions involving the issuance of collateralized mortgage obligations and simultaneous transfer of mortgage-backed securities as previously entered into by the Company. However, as SFAS No. 125, is to be applied prospectively, there is no effect on the Company's December 31, 1997 financial statements or transactions entered into prior to December 31, 1996.

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds (the Series One Bonds) in the aggregate principal amount of $20,000,000. The principal amounts outstanding at December 31, 1997, the interest rates and the stated maturities of the Bonds are as follows:


        CLASS      PRINCIPAL AMOUNT      INTEREST RATE     STATED MATURITY
        -----      ----------------      -------------     ---------------
         I-D                221,000           9.40           04/01/2016
         I-F              1,982,000           9.40           08/01/2018
         I-G              1,378,000           9.40           08/01/2018
                         ----------
                         $3,581,000
                         ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at December 31, 1997, is $3,573,000. The Trustee is in possession of $8,000 which reduced the Principal Amount of Bonds outstanding on January 1, 1998.

On March 28, 1989, the Company issued Bonds (the Series Two Bonds) in the aggregate principal amount of $20,000,000. The principal amounts outstanding at December 31, 1997, the interest rates and the stated maturities of the Bonds are as follows:

                  MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

         CLASS          PRINCIPAL AMOUNT     INTEREST RATE    STATED MATURITY
         -----          ----------------     -------------    ---------------
         II-D                    766,000         10.45           03/01/2017
         II-E                  2,025,000         10.40           04/01/2019
         II-F                     14,000         10.45           04/01/2019
                              ----------
                              $2,805,000
                              ==========


The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at December 31, 1997, is $2,713,000. The Trustee is in possession of $93,000 which reduced the Principal Amount of Bonds outstanding on January 1, 1998.

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

Dennis F. Coughlin         54       Director/President
James M. Coughlin          62       Director
George F. Coughlin         59       Director
Harold C. Jones            43       Secretary/Treasurer

DENNIS F. COUGHLIN, 54, is President and a Director of the Company. He joined Coughlin & Company Inc., a regional investment banking firm, in 1966 and became head of the Marketing Department and Vice President in 1972, and a member of the Board of Directors in 1987. He served in the Colorado Air National Guard in Korea from 1968 to 1969. Mr. Coughlin graduated from St. Mary's College in Moraga, California, with a B.S. in Business Administration in 1966. Mr. Coughlin has served as a member of the Executive Committee of Coughlin & Company, Managing Partner of Coughlin Properties, and Director of Coughlin Asset Management. Mr. Coughlin has also served as President and Treasurer of the Colorado Municipal Bond Dealers Association.

JAMES M. COUGHLIN, 62 is a Director of the Company. He has been President and Director of Coughlin Company, Inc. since January, 1968, and has been a member of the Executive Committee of Coughlin & Company since 1987. Mr. Coughlin was elected Vice President of Coughlin & Company in January 1964, and was responsible for the underwriting of debt issues of non-profit corporations. Mr. Coughlin is also a Director and Officer of Coughlin Asset Management, a registered investment advisor. In January, 1988, Mr. Coughlin completed a three year term on the District 3 Business Conduct Committee of the National Association of Securities Dealers, Inc., serving as Vice Chairman in 1986, and as Chairman in 1987. Mr. Coughlin joined Coughlin & Company in June 1957, after graduating from the University of Notre Dame with a Bachelor of Business Administration Degree.

GEORGE F. COUGHLIN, 59, is a Director of the Company. He joined Coughlin & Company, Inc. in 1961 after graduating from Regis College in Denver. As an Officer and Director of Coughlin & Company since 1965, Mr. Coughlin oversees the underwriting and trading activities of the firm. He has been a member of the Executive Committee of Coughlin & Company since 1987. He is a Director of Coughlin Asset Management, a registered investment advisor. Mr. Coughlin is a past President of the Colorado Municipal Bond Dealers Association and a past member of the Board of Directors of the Public Securities Association.

HAROLD C. JONES, 43, is Secretary/Treasurer of the Company. He has been Treasurer of Coughlin & Company, Inc. since March, 1982, and has been on the Executive Committee of Coughlin & Company since 1987. Mr Jones served as Assistant Treasurer for Coughlin & Company from February 1981 to March, 1982.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial owners of more than five percent of the Company's common stock, par value $1.00 per share (the "Common Stock"):

                                     Amount of
Name & Address of                 Direct Beneficial          Percent of
Beneficial Owners                      Owners                  Class
-----------------                 -----------------          -----------
Dennis F. Coughlin                  334 Shares                33.4%
621 17th Street, #1900             Common Stock
Denver, Co   80202

George G. Coughlin                  333 Shares                33.3%
621 17th Street, #1900             Common Stock
Denver, Co   80202

James M. Coughlin                   333 Shares                33.3%
621 17th Street, #1900             Common Stock
Denver, Co   80202


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Refer to Note 2 on Page 8 of the Financial Statements.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS:


                  DESCRIPTION                                         PAGE
                  Independent Auditors' Report                        5

                  Balance Sheets at December 31, 1997 & 1996          6

                  Statements of Cash Flow for the Years ended
                     December 31, 1997, 1996 and 1995                 7

                  Notes to Financial Statements                       8

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

Dated:                     March 31, 1998



                           By:  Mountain States Guaranty Mortgage Company
                               ---------------------------------------------

                           By:  /s/ DENNIS F. COUGHLIN,
                                --------------------------------------------

                         Name:  Dennis F. Coughlin
                                --------------------------------------------

                        Title:  President
                                --------------------------------------------

                                INDEX TO EXHIBITS
                                   ITEM 14(c)


         Pursuant to the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, the following Exhibits previously filed with the Securities and Exchange Commission are incorporated by reference as Exhibits to the Form 10-K:

          Exhibit No.       Description
          ----------        -----------
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

             27            Financial Data Schedule.