Form 10-Q
period 1998-03-31
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1998-04-29
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             March 31, 1998
                 -------------------------------------------------------------
Commission File Number     33-19863
                      --------------------------------------------------------

                   Mountain States Guaranty Mortgage Company
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                     84-1075984
------------------------------------------------------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)

                621 17th Street, Suite 1900, Denver, CO   80293-0621
------------------------------------------------------------------------------
             (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000
                                                   ---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

Yes     X                                  No
    ---------                                 ----------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS            SHARES OUTSTANDING AT MARCH 31, 1998

Common                            1,000

                               TABLE OF CONTENTS

                                                                                                                     Page

PART I
------
Item 1.  Financial Statement

                 Balance Sheets as of December 31, 1997 and
                    March 31, 1998                                                                                     3

                 Statement of Cash Flows for the Periods
                    January 1, 1996 through March 31, 1997
                    and January 1, 1998 through March 31, 1998                                                         4

                 Notes to Financial Statements                                                                         5

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                                6


PART II
-------

Item 1.  Legal Proceedings                                                                                             7

Item 2.  Changes in Securities                                                                                         7

Item 3.  Defaults Upon Senior Securities                                                                               7

Item 4.  Submission of Matters to a Vote of Security Holders                                                           7

Item 5.  Other Information                                                                                             7

Item 6.  Exhibits and Reports on Form 8-K                                                                              7

Signatures                                                                                                             8

Index to Exhibits                                                                                                      9

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                      December 31, 1997 and March 31, 1998
                                  (Unaudited)



                                     ASSETS

                                                  1998                    1997
                                                  ----                    ----
Cash                                              $1,000                  $1,000
                                                  ------                  ------


Total Assets                                      $1,000                  $1,000
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

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                        Statement of Cash Flows for the
                           Periods January 1, 1997 to
                     March 31, 1997 and January 1, 1998 to
                                 March 31, 1998
                                  (Unaudited)


                                                                1998     1997
                                                                -----    -----
Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds            $   0    $   0

Purchase price of Certificates (including
    accrued interest)                                                0       0
                                                                ------   ------

Net Increase in Cash                                                 0       0


Cash balance at beginning of the Period                          1,000   1,000
                                                                ------   -----

Cash balance at end of the Period                               $1,000  $1,000
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at March 31, 1998, the interest rates and the stated maturities of the Bonds are as follows:

      CLASS               PRINCIPAL AMOUNT                   INTEREST RATE                  STATED MATURITY
      -----               ----------------                   -------------                  ---------------
       I-D                      $148,000                         9.40                         04/01/2016
       I-F                     1,982,000                         9.40                         08/01/2018
       I-G                     1,378,000                         9.40                         08/01/2018
                              ----------
                              $3,508,000
                              ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at March 31, 1998, is $3,341,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at June 30, 1997, the interest rates and the stated maturities of the Bonds are as follows:

      CLASS               PRINCIPAL AMOUNT                   INTEREST RATE           STATED MATURITY
      -----               ----------------                   -------------           ---------------
       II-D                  $  433,000                        10.45                      03/01/2017
       II-E                   2,025,000                        10.40                      04/01/2019
       II-F                      14,000                        10.45                      04/01/2019
                             ----------
                             $2,472,000
                             ==========

The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at March 31, 1998, is $2,440,000.

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

Results of Operations

For the period ended March 31, 1998, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.

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

               c)         Financial Data Schedule.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       Registrant:              MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                                Mountain States Guaranty Mortgage Company



Dated:

April 20, 1998  By:    /s/ Dennis F. Coughlin
                   ----------------------------------------------------
                   Name:      Dennis F. Coughlin
                   Title:     President & Chief Executive Officer



Dated:

April 20, 1998  By:    /s/ Harold C. Jones
                   ----------------------------------------------------
                   Name:    Harold C. Jones
                   Title:   Treasurer & Chief Financial Officer

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