Form 10-Q
period 1998-06-30
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1998-08-14
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             June 30, 1998

Commission File Number     33-19863


                  Mountain States Guaranty Mortgage Company
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                     84-1075984
-----------------------------------------------------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)

              621 17th Street, Suite 1900, Denver, CO   80293-0621
             -----------------------------------------------------
             (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 295-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days.

Yes     X                                                     No
   -----------                                                  -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                      SHARES OUTSTANDING AT JUNE 30, 1998
-----                      -----------------------------------

Common                                      1,000

                                TABLE OF CONTENTS



                                                                                                     Page


PART I

Item 1.           Financial Statement

                  Balance Sheets as of December 31, 1997 and
                     June 30, 1998                                                                         3

                  Statement of Cash Flows for the Periods
                     January 1, 1997 through June 30, 1997
                     and January 1, 1998 through June 30, 1998                                             4

                  Notes to Financial Statements                                                            5

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                   6


PART II

Item 1.           Legal Proceedings                                                                        7

Item 2.           Changes in Securities                                                                    7

Item 3.           Defaults Upon Senior Securities                                                          7

Item 4.           Submission of Matters to a Vote of Security Holders                                      7

Item 5.           Other Information                                                                        7

Item 6.           Exhibits and Reports on Form 8-K                                                         7

Signatures
                                                                                                           8

Index to Exhibits                                                                                          9

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                       December 31, 1997 and June 30, 1998
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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                         Statement of Cash Flows for the
                           Periods January 1, 1997 to
                      June 30, 1997 and January 1, 1998 to
                                  June 30, 1998
                                   (Unaudited)


                                                                                          1998                      1997
                                                                                         ------                    ------

Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds                                     $    0                    $    0

Purchase price of Certificates (including
    accrued interest)                                                                         0                         0
                                                                                         ------                    ------

Net Increase in Cash                                                                          0                         0


Cash balance at beginning of the Period                                                   1,000                     1,000
                                                                                         ------                    ------

Cash balance at end of the Period                                                        $1,000                    $1,000
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at June 30, 1998, the interest rates and the stated maturities of the Bonds are as follows:


              CLASS                          PRINCIPAL AMOUNT             INTEREST RATE                          STATED MATURITY

               I-F                                  1,834,000                 9.40                                 08/01/2018
               I-G                                  1,378,000                 9.40                                 08/01/2018
                                                   ----------
                                                   $3,212,000
                                                   ==========


The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at June 30, 1998, is $3,067,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at June 30, 1998, the interest rates and the stated maturities of the Bonds are as follows:


               CLASS                         PRINCIPAL AMOUNT             INTEREST RATE                          STATED MATURITY

                II-D                                 $131,000                 10.45                                03/01/2017
                II-E                                2,025,000                 10.40                                04/01/2019
                II-F                                   14,000                 10.45                                04/01/2019
                                                   ----------
                                                   $2,170,000
                                                   ==========


The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at June 30, 1998, is $2,084,000.

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

NOTE 4 - INCOME TAXES

The Company has elected to treat each issuance as a real estate mortgage investment conduit for federal income tax purposes. Accordingly, the Company does not report any income or loss. Therefore, no provision for income taxes has been made in the accompanying financial statements.


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

Results of Operations

For the period ended June 30, 1998, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One, Series Two, Series Three and Series Four Bonds and not to the Company.

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



         Registrant:                MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                                    Mountain States Guaranty Mortgage Company



Dated:

July 20, 1998               By:     /s/  Dennis F. Coughlin
                               ------------------------------------------------
                                    Name:   Dennis F. Coughlin
                                    Title:  President & Chief Executive Officer




Dated:

July 20, 1998               By:     /s/  Harold C. Jones
                               ------------------------------------------------
                                    Name:   Harold C. Jones
                                    Title:  Treasurer & Chief Financial Officer

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

               27.1                         Financial Data Schedule