Form 10-Q
period 1998-09-30
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1998-11-17
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             September 30, 1998
                 --------------------------------------------------------------
Commission File Number     33-19863
                      ---------------------------------------------------------

         Mountain States Guaranty Mortgage Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                     84-1075984
--------------------------------------------------------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

         140 E. 19th Avenue, Suite 700, Denver, CO   80203-1035
--------------------------------------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 863-1900
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

Yes       X                                 No
   ----------------                           -----------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS             SHARES OUTSTANDING AT SEPTEMBER 30, 1998
-----             ----------------------------------------
Common                              1,000

                                TABLE OF CONTENTS



PART I

Item 1.           Financial Statement                                             Page
                  Balance Sheets as of December 31, 1997 and
                     September 30, 1998                                             3

                  Statement of Cash Flows for the Periods
                     January 1, 1997 through September 30, 1997
                     and January 1, 1998 through September 30, 1998                 4

                  Notes to Financial Statements                                     5

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            6


PART II

Item 1.           Legal Proceedings                                                 7

Item 2.           Changes in Securities                                             7

Item 3.           Defaults Upon Senior Securities                                   7

Item 4.           Submission of Matters to a Vote of Security Holders               7

Item 5.           Other Information                                                 7

Item 6.           Exhibits and Reports on Form 8-K                                  7

Signatures
                                                                                    8

Index to Exhibits                                                                   9

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                    December 31, 1997 and September 30, 1998
                                   (Unaudited)



                                     ASSETS

                                                  1998       1997
                                                 ------     ------

Cash                                             $1,000     $1,000
                                                 ------     ------


Total Assets                                     $1,000     $1,000
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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                         Statement of Cash Flows for the
                           Periods January 1, 1997 to
                    September 30, 1997 and January 1, 1998 to
                               September 30, 1998
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1998, the interest rates and the stated maturities of the Bonds are as follows:



    CLASS   PRINCIPAL AMOUNT           INTEREST RATE             STATED MATURITY
    -----   ----------------           -------------             ---------------
     I-F    $      1,380,000                9.40                   08/01/2018
     I-G           1,348,000                9.40                   08/01/2018
            ----------------
            $      2,728,000

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at September 30, 1998, is $2,763,000.

On March 28, 1989, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at September 30, 1998, the interest rates and the stated maturities of the Bonds are as follows:



    CLASS   PRINCIPAL AMOUNT           INTEREST RATE             STATED MATURITY
    -----   ----------------           -------------             ---------------
    II-E    $      2,017,000               10.40                    04/01/2019
    II-F              14,000               10.45                    04/01/2019
            $      2,031,000


The Series Two Bonds are collateralized by Certificates having annual pass-through rates of 10.5%. The par value of the Certificates outstanding at September 30, 1998, is $2,025,000.

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

Results of Operations

For the period ended September 30, 1998, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in each of the Series One and Series Two Bonds and not to the Company.

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



         Registrant:                MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                                    Mountain States Guaranty Mortgage Company



Dated:

October 15, 1998           By:     /s/ DENNIS F. COUGHLIN
                              -------------------------------------------------
                           Name:   Dennis F. Coughlin
                           Title:  President & Chief Executive Officer




Dated:

October 15, 1998           By:    /s/ HAROLD C. JONES
                              -------------------------------------------------
                           Name:   Harold C. Jones
                           Title:  Treasurer & Chief Financial Officer

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