Form 10-K
period 1998-12-31
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1999-03-23
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended:                         Commission file number:
    December 31, 1998                                     33-19863
--------------------------                         -----------------------

                    Mountain States Guaranty Mortgage Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




140 East 19th Ave., Suite 700
      Denver, Colorado                                     80203
-----------------------------                            ----------
   (Address of Principal                                 (Zip Code)
     Executive Offices)


Registrant's telephone number, including area code:        (303) 863-1900
                                                   ----------------------------

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

Yes     X                                   No
      -----                                      -----

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

         (b) There are three holders of common stock as of December 31, 1998.

         (c) There have been no dividends declared or paid since inception of the Company.

ITEM 6.           SELECTED FINANCIAL DATA

         Not applicable as the Company has had no income or expenses since inception of the company (see Item 7 and 8).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On July 28, 1988, the Company issued bonds with an outstanding aggregate principal balance of $20,000,000 (the "Series One Bonds") which are collateralized by mortgage-backed certificates having annual pass-through rates of 9.5%. (See Note 2 in Notes to Financial Statements for information on the principal amounts of the Bonds outstanding at December 31, 1998, and the interest rates and stated maturities of the Bonds).

         On March 28, 1989, the Company issued bonds with an outstanding aggregate principal balance of $20,000,000 (the "Series Two Bonds") which are collateralized by mortgage-backed certificates having annual pass-through rates of 10.5%. All Bonds were paid and retired on December 1, 1998, and therefor no balances were outstanding on December 31, 1998.

         Issuance of the Bonds and simultaneous delivery of the Certificates to the Trustee for the benefit of the Bondholders has been accounted for as a sale of the Certificates. The net proceeds from the sale of the Bonds and the residual interest therein equaled the purchase price of the Certificates; accordingly, there is no income, expense, gain or loss resulting from the aforementioned transactions.


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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Description                                                              Page
                      -----------                                                              ----
         Independent Auditors' Report                                                            5
         Balance Sheets at December 31, 1998 and 1997                                            6
         Statements of Cash Flow for Years ended
              December 31, 1998, 1997 and 1996                                                   7
         Notes to Financial Statements                                                           8

INDEPENDENT AUDITORS' REPORT
----------------------------




To the Board of Directors of
    Mountain States Guaranty Mortgage Company:


We have audited the accompanying balance sheet of Mountain States Guaranty Mortgage Company as of December 31, 1998 and the related statement of cash flow. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements described above present fairly, in all material respects, the financial position of the Company at December 31, 1998, and its cash flow for the year then ended, in conformity with generally accepted accounting principles.





/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP
Denver, Colorado
March 9, 1999

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                           December 31, 1998 and 1997



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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                      STATEMENTS OF CASH FLOW FOR THE YEARS
                     ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                   1998                  1997                1996
                                                                                  ------                ------             --------

Cash balance at beginning of the Period                                           $1,000                $1,000               $1,000
                                                                                  ------                ------               ------

Cash balance at end of the Period                                                 $1,000                $1,000               $1,000
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

Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", effective for the transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, would preclude sales treatment for transactions involving the issuance of collateralized mortgage obligations and simultaneous transfer of mortgage-backed securities as previously entered into by the Company. However, as SFAS No. 125, is to be applied prospectively, there is no effect on the Company's December 31, 1998 financial statements or transactions entered into prior to December 31, 1998.

Note 2 - Collateralized Mortgage Obligations

On July 28, 1988, the Company issued Bonds (the Series One Bonds) in the aggregate principal amount of $20,000,000. The principal amounts outstanding at December 31, 1998, the interest rates and the stated maturities of the Bonds are as follows:


        Class                    Principal Amount                    Interest Rate                      Stated Maturity
        -----                    ----------------                    -------------                      ---------------
         I-F                         1,261,000                           9.40                              08/01/2018
         I-G                         1,304,000                           9.40                              08/01/2018
                                    ----------
                                    $2,565,000

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at December 31, 1998, is $2,446,000. The Trustee is in possession of $119,000 which reduced the Principal Amount of Bonds outstanding on January 1, 1999.

The issuance of Series One and related residual interest, and the respective simultaneous delivery of the Certificates to State Street Bank and Trust Company (the "Trustee) for the benefit of the Bondholders has been accounted for as a sale of the Certificates, which transaction resulted in no gain or loss to the Company. Accordingly, no statement of operations is presented and the Bonds and the related Certificates do not appear in the accompanying balance sheets.

On March 28, 1989, the Company issued bonds with an outstanding aggregate principal balance of $20,000,000 (the "Series Two Bonds") which are collateralized by mortgage-backed certificates having annual pass-through rates of 10.5%. All Bonds were paid and retired on December 1, 1998, and therefor no balances were outstanding on December 31, 1998.

Coughlin & Company Inc., an entity which has common ownership with the Company, served as Underwriter for these issuances. Another entity having the same owners purchased the residual interest in the collateral securing the Bonds.

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

On February 25, 1999, Deloitte & Touche LLP, Certified Public Accountants, the Company's Certifying Accountant for the previous two fiscal years, was dismissed. Hein + Associates LLP, Certified Public Accountants, were engaged to serve as the Company's new auditors. The selection of Hein + Associates LLP was approved by the Company's Board of Directors.

Deloitte & Touche LLP's report on the financial statements for the fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Deloitte & Touche LLP on any matter of principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following is a list of directors and executive officers of the Company. All of such directors and executive officers have served in their respective capacities since the incorporation of the Company.

Dennis F. Coughlin         55       Director/President
James M. Coughlin          63       Director
George F. Coughlin         60       Director
Harold C. Jones            44       Secretary/Treasurer

Dennis F. Coughlin, 55, is President and a Director of the Company. He joined Coughlin & Company Inc., a regional investment banking firm, in 1966 and became head of the Marketing Department and Vice President in 1972, a member of the Board of Directors in 1987 and President in 1997. He served in the Colorado Air National Guard in Korea from 1968 to 1969. Mr. Coughlin graduated from St. Mary's College in Moraga, California, with a B.S. in Business Administration in 1966. Mr. Coughlin has served as a member of the Executive Committee of Coughlin & Company, Managing Partner of Coughlin Properties, and Director of Coughlin Asset Management. Mr. Coughlin has also served as President and Treasurer of the Colorado Municipal Bond Dealers Association.

James M. Coughlin, 63 is a Director of the Company. He has been Managing Director and President of Coughlin Company, Inc. since January, 1968, and has been a member of the Executive Committee of Coughlin & Company since 1987.
Mr. Coughlin was elected Vice President of Coughlin & Company in January 1964, and was responsible for the underwriting of debt issues of non-profit corporations. Mr. Coughlin is also a Director and Officer of Coughlin Asset Management, a registered investment advisor. In January, 1988, Mr. Coughlin completed a three year term on the District 3 Business Conduct Committee of the National Association of Securities Dealers, Inc., serving as Vice Chairman in 1986, and as Chairman in 1987. Mr. Coughlin joined Coughlin & Company in June 1957, after graduating from the University of Notre Dame with a Bachelor of Business Administration Degree.

George F. Coughlin, 60, is a Director of the Company. He joined Coughlin & Company, Inc. in 1961 after graduating from Regis College in Denver. As an Officer and Director of Coughlin & Company since 1965, Mr. Coughlin oversees the underwriting and trading activities of the firm. He has been a member of the Executive Committee of Coughlin & Company since 1987. He is a Director of Coughlin Asset Management, a registered investment advisor. Mr. Coughlin is a past President of the Colorado Municipal Bond Dealers Association and a past member of the Board of Directors of the Public Securities Association.

Harold C. Jones, 44, is Secretary/Treasurer of the Company. He has been Treasurer of Coughlin & Company, Inc. since March, 1982, and has been on the

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


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial owners of more than five percent of the Company's common stock, par value $1.00 per share (the "Common Stock"):

                                                          Amount of
Name & Address of                                     Direct Beneficial                     Percent of
Beneficial Owners                                          Owners                              Class
-----------------                                     -----------------                     ----------
Dennis F. Coughlin                                       334 Shares                            33.4%
140 E. 19th Ave., #700                                  Common Stock
Denver, Co   80203

George G. Coughlin                                       333 Shares                            33.3%
140 E. 19th Ave., #700                                  Common Stock
Denver, Co   80203

James M. Coughlin                                        333 Shares                            33.3%
140 E. 19th Ave., #700                                  Common Stock
Denver, Co   80203


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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Refer to Note 2 on Page 9 of the Financial Statements.


                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(A)      1.       Financial Statements:

                  Description                                                                  Page
                  -----------                                                                  ----
                  Independent Auditors' Report                                                   5

                  Balance Sheets at December 31, 1998 & 1997                                     7

                  Statements of Cash Flow for the Years ended
                     December 31, 1998, 1997 and 1996                                            8

                  Notes to Financial Statements                                                  9

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

Dated:            March 9, 1999



                                 By: Mountain States Guaranty Mortgage Company



                                 By:    /s/ Dennis F. Coughlin
                                    ------------------------------------------
                                 Name:  Dennis F. Coughlin
                                      ----------------------------------------
                                 Title: President
                                       ---------------------------------------

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


              2                     Underwriting Agreement dated as of July 28,
                                    1988, between the Company and Coughlin &
                                    Company (incorporated by reference to
                                    Exhibit 1(a) of Registrant's Form 10-Q filed with the SEC on November 11, 1988).


              3                     Series One Supplement dated as of July 1,
                                    1988, between the Company and the Bond
                                    Trustee (incorporated by reference to
                                    Exhibit 4(b) of Registrant's form 10-Q filed with the SEC on November 11, 1988).

             27                     Financial Data Schedule.