Form 10-Q
period 1999-03-31
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1999-05-17
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             March 31, 1999
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

Yes  [X]    No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS             SHARES OUTSTANDING AT MARCH 31, 1999
-----             ------------------------------------

Common                            1,000

                                TABLE OF CONTENTS

                                                                                                                   Page

PART I

Item 1.           Financial Statement

                  Balance Sheets as of December 31, 1998 and
                     March 31, 1999                                                                                  3

                  Statement of Cash Flows for the Periods
                     January 1, 1998 through March 31, 1998
                     and January 1, 1999 through March 31, 1999                                                      4

                  Notes to Financial Statements                                                                      5

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                             6


PART II

Item 1.           Legal Proceedings                                                                                  7

Item 2.           Changes in Securities                                                                              7

Item 3.           Defaults Upon Senior Securities                                                                    7

Item 4.           Submission of Matters to a Vote of Security Holders                                                7

Item 5.           Other Information                                                                                  7

Item 6.           Exhibits and Reports on Form 8-K                                                                   7

Signatures
                                                                                                                     8

Index to Exhibits                                                                                                    9

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                      December 31, 1998 and March 31, 1999
                                   (Unaudited)



                                     ASSETS

                                                                                     1999                     1998
                                                                                     ----                     ----

Cash                                                                               $1,000                   $1,000
                                                                                   ------                   ------


Total Assets                                                                       $1,000                   $1,000
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

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                         Statement of Cash Flows for the
                           Periods January 1, 1998 to
                      March 31, 1998 and January 1, 1999 to
                                 March 31, 1999
                                   (Unaudited)


                                                                                                     1999                      1998
                                                                                                    ------                    ------

Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds                                               $     0                   $     0

Purchase price of Certificates (including
    accrued interest)                                                                                    0                         0
                                                                                                    ------                    ------

Net Increase in Cash                                                                                     0                         0


Cash balance at beginning of the Period                                                              1,000                     1,000
                                                                                                    ------                    ------

Cash balance at end of the Period                                                                   $1,000                    $1,000
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at March 31, 1999, the interest rates and the stated maturities of the Bonds are as follows:



    CLASS                       PRINCIPAL AMOUNT                INTEREST RATE                STATED MATURITY
    -----                       ----------------                -------------                ---------------
     I-F                           $1,114,000                       9.40                        08/01/2018
     I-G                            1,123,000                       9.40                        08/01/2018
                                   ----------
                                   $2,237,000
                                   ==========


The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at March 31, 1999, is $2,122,000.

The issuance of Series One Bonds and related residual interests, and the respective simultaneous delivery of the Certificates to State Street Bank and Trust Company (the "Trustee") for the benefit of the Bondholders has been accounted for as a sale of the Certificates, and the transaction resulted in no gain or loss to the Company. Accordingly, no statement of operations is presented and the Bonds and the related Certificates do not appear in the accompanying balance sheets.

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

Results of Operations

For the period ended March 31, 1999, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in the Series One Bonds and not to the Company.

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



         Registrant:                MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                                    Mountain States Guaranty Mortgage Company



Dated:

May 14, 1999               By:      /s/ Dennis F. Coughlin
                                 ----------------------------------------
                           Name:    Dennis F. Coughlin
                           Title:   President & Chief Executive Officer




Dated:

May 14, 1999               By:      /s/ Harold C. Jones
                                 ----------------------------------------
                           Name:    Harold C. Jones
                           Title:   Treasurer & Chief Financial Officer

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