Form 10-Q
period 1999-06-30
MOUNTAIN STATES GUARANTY MORTGAGE CO
filed 1999-07-30
CIK 828740

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended             June 30, 1999
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

              140 E. 19th Avenue, Suite 700, Denver, CO 80203-1035
--------------------------------------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)


Registrant's telephone number, including area code:        (303) 863-1900
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

Yes       X                   No
     -----------                   -------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS             SHARES OUTSTANDING AT JUNE 30, 1999
-----             -----------------------------------

Common                          1,000

                                TABLE OF CONTENTS

                                                                                           Page
PART I

Item 1.  Financial Statement

         Balance Sheets as of December 31, 1998 and
            June 30, 1999                                                                    3

         Statement of Cash Flows for the Periods
            January 1, 1998 through June 30, 1998
            and January 1, 1999 through June 30, 1999                                        4

         Notes to Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                             6


PART II

Item 1.  Legal Proceedings                                                                   7

Item 2.  Changes in Securities                                                               7

Item 3.  Defaults Upon Senior Securities                                                     7

Item 4.  Submission of Matters to a Vote of Security Holders                                 7

Item 5.  Other Information                                                                   7

Item 6.  Exhibits and Reports on Form 8-K                                                    7

Signatures                                                                                   8

Index to Exhibits                                                                            9

                    MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                                 Balance Sheets
                       December 31, 1998 and June 30, 1999
                                   (Unaudited)



                             ASSETS
                                                                         1999       1998
                                                                        ------     ------
Cash                                                                    $1,000     $1,000
                                                                        ------     ------

Total Assets                                                            $1,000     $1,000
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

                   MOUNTAIN STATES GUARANTY MORTGAGE COMPANY

                         Statement of Cash Flows for the
                           Periods January 1, 1998 to
                      June 30, 1998 and January 1, 1999 to
                                  June 30, 1999
                                   (Unaudited)


                                                                           1999      1998
                                                                         -------    ------
Net Proceeds from issuance of collateralized
    mortgage obligations (including accrued
    interest) and sale of residual interest in bonds                     $    0     $    0

Purchase price of Certificates (including
    accrued interest)                                                         0          0
                                                                         ------     ------

Net Increase in Cash                                                          0          0


Cash balance at beginning of the Period                                   1,000      1,000
                                                                         ------     ------

Cash balance at end of the Period                                        $1,000     $1,000
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

NOTE 2 - COLLATERALIZED MORTGAGE OBLIGATIONS

On July 28, 1988, the Company issued Bonds in the aggregate principal amount of $20,000,000. The principal amounts outstanding at June 30, 1999, the interest rates and the stated maturities of the Bonds are as follows:


    CLASS        PRINCIPAL AMOUNT     INTEREST RATE       STATED MATURITY
    -----        ----------------     -------------       ---------------
     I-F            $1,053,000            9.40               08/01/2018
     I-G             1,056,000            9.40               08/01/2018
                    ----------
                    $2,109,000
                    ==========

The Series One Bonds are collateralized by Certificates having annual pass-through rates of 9.5%. The par value of the Certificates outstanding at June 30, 1999, is $2,003,000.

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

Results of Operations

For the period ended June 30, 1999, the Company did not recognize any gains on issuance of Bonds. Any excess of either receipts of principal and interest on the related Certificates or debt service payments and other fees and expenses will revert to the residual class of bondholders in the Series One Bonds and not to the Company.

Management anticipates that the certificates will be sold and the Bonds retired during the 3rd quarter. Bonds will be called subject to a 10% call, as provided in the Indenture.

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



         Registrant:                MOUNTAIN STATES GUARANTY MORTGAGE COMPANY



                    Mountain States Guaranty Mortgage Company



Dated:

July 30, 1999     By:     /s/ Dennis F. Coughlin
                     --------------------------------------------------
                  Name:       Dennis F. Coughlin
                  Title:      President & Chief Executive Officer




Dated:

July 30,1999      By:     /s/ Harold C. Jones
                     ---------------------------------------------------
                  Name:       Harold C. Jones
                  Title:      Treasurer & Chief Financial Officer

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